Form 10-K
period 1998-12-31
CALLABLE TREASURY STRIP TRUST CERT SERIES 1997 USTS 3
filed 2000-07-14
CIK 1059489

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Fiscal Year Ended:                                   Commission file number:
  December 31, 1998                                                033-73438-12


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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by refer-ence in Part III of this Form 10-K or any amendment to this Form 10-K. X.

               Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 1998: Not Applicable.

               Number of shares of common stock outstanding as of December 31, 1998: Not Applicable.

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

Date: July 13, 2000



                                   THE BANK OF NEW YORK AS TRUSTEE, FOR CALLABLE TREASURY STRIP TRUST CERTIFICATES SERIES 1997-USTS-3 TRUST



                                   By:/s/ Enrico D. Reyes
                                      -------------------
                                      Enrico D. Reyes
                                      Vice President